Form 10-Q
period 2019-09-30
Netfin Acquisition Corp.
filed 2019-11-13
CIK 1776903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NETFIN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39008	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

445 Park Avenue, 9th Floor

New York, New York 10022

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (972) 979-5995

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one redeemable warrant	NFINU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001	NFIN	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	NFINW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ☐    No       ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes       ☒    No       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       ☒ No       ☐

As of November 13, 2019, 25,981,000 Class A ordinary shares, par value $0.0001, and 6,325,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

NETFIN ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2019	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2019 and for the period from April 24, 2019 (inception) through September 30, 2019	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from April 24, 2019 (inception) through September 30, 2019	3

	Unaudited Condensed Statement of Cash Flows for the period from April 24, 2019 (inception) through September 30, 2019	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

Assets
Current assets:
Cash	$892,516
Prepaid expenses	121,688
Total current assets	1,014,204
Cash equivalents and marketable securities held in Trust Account	253,823,324
Total assets	$254,837,528

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$5,000
Accrued expenses - related party	20,000
Total current liabilities	25,000
Deferred underwriting commissions	8,855,000
Total liabilities	8,880,000

Commitments
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 24,023,681 shares subject to possible redemption at $10.03 per share	240,957,520

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,957,319 shares issued and outstanding (excluding 24,023,681 shares subject to possible redemption)	196
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding	632
Additional paid-in capital	4,286,114
Retained earnings	713,066
Total shareholders’ equity	5,000,008
Total Liabilities and Shareholders’ Equity	$254,837,528

The accompanying notes are an integral part of these unaudited condensed financial statements

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2019	For the Period From April 24, 2019 (Inception) Through September 30, 2019
General and administrative expenses	$106,366	$111,671
Loss from operations	(106,366)	(111,671)

Other income:
Interest income	714,374	714,374
Unrealized gain on marketable securities held in Trust Account	110,363	110,363
Net income	$718,371	$713,066

Weighted average Class A ordinary shares outstanding, basic and diluted (1)	7,314,790	6,584,160

Basic and diluted net loss per Class A ordinary share	$(0.01)	$(0.01)

(1)	This number excludes an aggregate of up to 24,023,681 shares subject to possible redemption at September 30, 2019.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - April 24, 2019 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	6,325,000	632	24,368	-	25,000
Net loss	-	-	-	-	-	(5,305)	(5,305)
Balance - June 30, 2019 (unaudited)	-	$-	6,325,000	$632	$24,368	$(5,305)	$19,694.50
Sale of units in Initial Public Offering, gross	25,300,000	2,530	-	-	252,997,470	-	253,000,000
Offering costs	-	-	-	-	(14,590,538)	-	(14,590,538)
Sale of Private Placement Units to Sponsor in Private Placement	681,000	68	-	-	6,809,932	-	6,810,000
Shares subject to possible redemption	(24,023,681)	(2,402)	-	-	(240,955,118)	-	(240,957,520)
Net income	-	-	-	-	-	718,371	718,371
Balance - September 30, 2019 (unaudited)	1,957,319	$196	6,325,000	$632	$4,286,114	$713,066	$5,000,008

(1)	This number includes 825,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 2, 2019, the over-allotment option was exercised in full. Accordingly, no shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period From
April 24, 2019 (Inception)
Through September 30, 2019

Cash Flows from Operating Activities:
Net income	$713,066
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	6,995
Interest earned on marketable securities held in Trust Account	(712,961)
Unrealized gain on marketable securities held in Trust Account	(110,363)
Changes in operating assets and liabilities:
Prepaid expenses	(121,688)
Accrued expenses	5,000
Accrued expenses - related party	20,000
Net cash used in operating activities	(199,951)

Cash Flows from Investing Activities
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable and advances to related party	(466,609)
Proceeds from sale of Units, gross	253,000,000
Proceeds from sale of Private Placement Units	6,810,000
Payment of offering costs	(5,550,924)
Net cash provided by financing activities	254,092,467

Net change in cash and cash equivalents	892,516

Cash and cash equivalents - beginning of the period	-
Cash and cash equivalents - end of the period	$892,516

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in advances from related party	$159,614
Deferred underwriting commissions in connection with the initial public offering	$8,855,000
Initial value of Class A ordinary shares subject to possible redemption	$240,233,160
Change in value of Class A ordinary shares subject to possible redemption	$724,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Basis of Presentation

Netfin Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on April 24, 2019. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for targets in the financial technology, technology and financial services industries, including those engaged in commercial, online and mobile banking and payments, trade finance and telecommunications, that offer a differentiated technology platform and product suite for interfacing with the financial services sector. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from April 24, 2019 (inception) through September 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is MVR Netfin LLC, a Nevada limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on July 30, 2019. On August 2, 2019, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 3,300,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $253.0 million and incurring offering costs of approximately $14.6 million, inclusive of approximately $8.9 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (the “Private Placement”) of 681,000 units (the “Private Placement Units”) to the Sponsor at $10.00 per Private Placement Unit, generating gross proceeds to the Company of $6.81 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $253.0 million, made up of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. These funds will be held in the Trust Account until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the public holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and the approval of an ordinary resolution.

The Public Shares subject to possible redemption were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), the Class A ordinary shares underlying the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of the Initial Public Offering, or February 2, 2021, (the “Combination Period”), unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 24, 2019 (inception) through September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on July 31, 2019 related to the Initial Public Offering and the audited balance sheet included in the Form 8-K filed by the Company with the SEC on August 8, 2019.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity

As of September 30, 2019, the Company had approximately $893,000 in its operating bank accounts, working capital of approximately $1.0 million, and approximately $823,000 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through an advance of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, a $300,000 promissory note (the “Note”) issued to the Sponsor and approximately $167,000 in advances from the Sponsor. The Company fully repaid the Note and the advances to the Sponsor on August 2, 2019. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash held in the Trust Account. At September 30, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $50,000 in cash equivalents held in the Trust Account as of September 30, 2019.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

As of September 30, 2019, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 24,023,681 Class A ordinary shares subject to possible redemption was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 25,981,000 shares of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since they are not yet exercisable.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Three Months Ended September 30, 2019	For the Period From April 24, 2019 (Inception) Through September 30, 2019
Net income	$718,371	$713,066
Less: Income attributable to Class A ordinary shares subject to possible redemption	(783,170)	(783,170)
Adjusted net loss	$(64,799)	$(70,104)

Weighted average Class A ordinary shares outstanding, basic and diluted	7,314,790	6,584,160

Basic and diluted net loss per Class A ordinary share	$(0.01)	$(0.01)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero as of September 30, 2019.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Note 3 — Initial Public Offering

On August 2, 2019, the Company sold 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, in the Initial Public Offering. Each Unit consists of one Class A ordinary share, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

In April 2019, the Sponsor purchased 6,325,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for an aggregate price of $25,000. The Sponsor agreed to forfeit up to 825,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 2, 2019, the over-allotment option was exercised in full. Accordingly, no Founder Shares were forfeited.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) six months after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 681,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a Private Placement. A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the private placement warrants underlying the Private Placement Units (the “Private Placement Warrants”) will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units (or the securities underlying the Private Placement Units) until 30 days after the completion of the initial Business Combination.

Related Party Loans

The Sponsor paid an aggregate of approximately $7,000 and approximately $160,000 on behalf of the Company for general and administrative expenses and offering costs, respectively. In addition, the Sponsor also loaned the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable on completion of the Initial Public Offering. The Company fully repaid the Note and the advances to the Sponsor on August 2, 2019.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of September 30, 2019, the Company had no Working Capital Loans.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date that the securities of the Company were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $20,000 in expenses in connection with such services during the three months ended September 30, 2019 and for the period from April 24, 2019 (inception) through September 30, 2019, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2019, the Company recorded $20,000 in accrued expenses in connection with such agreement on the accompanying unaudited condensed balance sheet.

Note 5 — Commitments

Registration Rights

The holders of Founder Shares, Private Placement Units (including the underlying securities), and securities that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on August 2, 2019.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.06 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or up to approximately $8.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2019, there were 25,981,000 Class A ordinary shares outstanding, including 24,023,681 Class A ordinary shares subject to possible redemption which were classified as temporary equity in the accompanying balance sheet.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share held. As of September 30, 2019, there were 6,325,000 Class B ordinary shares outstanding. Of the 6,325,000 Class B ordinary shares, an aggregate of up to 825,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On August 2, 2019, the over-allotment option was exercised in full. Accordingly, no Class B ordinary shares were forfeited.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (excluding the private placement shares underlying the private placement units and after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019, there were no preferred shares issued or outstanding.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination, and (z) the volume weighted average trading price of Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the Initial Business Combination within the combination period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$253,823,324

Approximately $50,000 of the balance held in Trust Account was held in cash equivalents as of September 30, 2019.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these condensed financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Netfin Acquisition Corp.” “our,” “us” or “we” refer to Netfin Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on April 24, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for targets in the financial technology, technology and financial services industries, including those engaged in commercial, online and mobile banking and payments, trade finance and telecommunications, that offer a differentiated technology platform and product suite for interfacing with the financial services sector. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Our sponsor is MVR Netfin LLC, a Nevada limited liability company (the “Sponsor”).

The registration statement for the Initial Public Offering was declared effective on July 30, 2019. On August 2, 2019, we consummated the Initial Public Offering of 25,300,000 units (each, a “Unit” and collectively, the “Units”), including the issuance of 3,300,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $253.0 million, and incurring offering costs of approximately $14.6 million, inclusive of approximately $8.9 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share, and one redeemable warrant (each, a “Public Warrant”) to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement of 681,000 units (the “Private Placement Units”) to the Sponsor at $10.00 per Private Placement Unit, generating gross proceeds of $6.81 million (the “Private Placement”).

Upon the closing of the Initial Public Offering and the Private Placement, $253.0 million, made up of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. These funds will be held in the Trust Account until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or February 2, 2021, (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $893,000 in our operating bank accounts, working capital of approximately $1.0 million, and approximately $823,000 of interest income available in the Trust Account to pay for our tax obligations, if any.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through an advance of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of 6,325,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares’) to our Sponsor and a $300,000 promissory note (the “Note”) and approximately $167,000 in advances from our Sponsor. We fully repaid the Note and the advances to our Sponsor on August 2, 2019. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2019 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2019, we had net income of approximately $718,000, which consisted of approximately $825,000 in interest income and unrealized gain on marketable securities held in Trust Account, offset by approximately $106,000 in general and administrative expenses.

For the period from April 24, 2019 (inception) through September 30, 2019, we had net income of approximately $713,000, which consisted of approximately $825,000 in interest income and unrealized gain on marketable securities held in Trust Account, offset by approximately $112,000 in general and administrative expenses.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Units (including the underlying securities), and securities that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on August 2, 2019.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.06 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $20,000 in expenses in connection with such services during the three months ended September 30, 2019 and for the period from April 24, 2019 (inception) through September 30, 2019, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2019, we recorded $20,000 in accrued expenses in connection with such agreement on the accompanying unaudited condensed balance sheet.

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 24,023,681 Class A ordinary shares subject to possible redemption was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 25,981,000 shares of our Class A ordinary shares in the calculation of diluted loss per share, since they are not yet exercisable.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. On August 2, 2019, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Director and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Initial Public Offering dated July 30, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July, 31 2019 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Prospectus. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 30, 2019, the Sponsor purchased the Founders Shares in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.004 per share. On June 21, 2019, the Sponsor transferred 30,000 founder shares to Will O’Brien, 20,000 Founder Shares to Martin Jaskel and 15,000 Founder Shares to Gerry Pascale, for the same per share price initially paid by the Sponsor, resulting in the Sponsor holding 6,260,000 Founder Shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, we completed the Private Placement, generating gross proceeds of $6,810,000. The Private Placement Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On August 2, 2019, we consummated the Initial Public Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A Common Stock and one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $253,000,000. B. Riley FBR, Inc. served as the sole underwriter of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-232612). The SEC declared the registration statement effective on July 30, 2019.

Following the closing of the Initial Public Offering and the Private Placement, $253,000,000 was placed in the Trust Account, comprised of $247,940,000 of the proceeds from the Initial Public Offering (which amount includes $8,855,000 of the underwriters’ deferred discount) and $5,060,000 of the proceeds of the Private Placement. We paid $5,060,000 in underwriting discounts and recorded approximately $750,000 for other costs and expenses related to the Initial Public Offering. We also repaid the Note and advances made to us by the Sponsor. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in the Prospectus.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Director (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Director (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of November, 2019.

NETFIN ACQUISITION CORP.

	By:	/s/ Rick Maurer
		Name:	Rick Maurer
		Title:	Chief Executive Officer and Director

Dated: November 13, 2019