Form 10-Q
period 2020-03-31
Netfin Acquisition Corp.
filed 2020-05-08
CIK 1776903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 25,981,000 Class A ordinary shares, par value $0.0001, and 6,325,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

NETFIN ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NETFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$374,252	$721,121
Prepaid expenses	97,402	70,230
Total current assets	471,654	791,351
Cash equivalents and marketable securities held in Trust Account	257,166,342	255,080,087
Total assets	$257,637,996	$255,871,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,229	$-
Accrued expenses	809,181	503,593
Total current liabilities	821,410	503,593
Deferred underwriting commissions	8,855,000	8,855,000
Total liabilities	9,676,410	9,358,593

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 23,913,541 and 23,959,607 shares subject to possible redemption at $10.16 and $10.08 per share at March 31, 2020 and December 31, 2019, respectively	242,961,576	241,512,839

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,067,459 and 2,021,393 shares issued and outstanding (excluding 23,913,541 and 23,959,607 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	207	202
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding	632	632
Additional paid-in capital	2,282,047	3,730,789
Retained earnings	2,717,124	1,268,383
Total shareholders’ equity	5,000,010	5,000,006
Total Liabilities and Shareholders’ Equity	$257,637,996	$255,871,438

The accompanying notes are an integral part of these unaudited condensed financial statements

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2020
General and administrative expenses	$639,353
Loss from operations	(639,353)

Other income:
Interest income	1,327,564
Unrealized gain on marketable securities held in Trust Account	760,530
Net income	$1,448,741

Weighted average Class A ordinary shares outstanding, basic and diluted (1)	8,346,899

Basic and diluted net loss per Class A ordinary share	$(0.06)

(1)	This number excludes an aggregate of up to 23,913,541 shares subject to possible redemption at March 31, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	2,021,393	$202	6,325,000	$632	$3,730,789	$1,268,383	$5,000,006
Shares subject to possible redemption	46,066	5	-	-	(1,448,742)	-	(1,448,737)
Net income	-	-	-	-	-	1,448,741	1,448,741
Balance - March 31, 2020 (unaudited)	2,067,459	$207	6,325,000	$632	$2,282,047	$2,717,124	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2020

Cash Flows from Operating Activities:
Net income	$1,448,741
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,325,725)
Unrealized gain on marketable securities held in Trust Account	(760,530)
Changes in operating assets and liabilities:
Prepaid expenses	(27,172)
Accounts payable	12,229
Accrued expenses	305,588
Net cash used in operating activities	(346,869)

Net change in cash and cash equivalents	(346,869)

Cash and cash equivalents - beginning of the period	721,121
Cash and cash equivalents - end of the period	$374,252

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,448,737

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from April 24, 2019 (inception) through March 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds derived from the Initial Public Offering.

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

Going Concern Consideration

As of March 31, 2020, the Company had approximately $374,000 in its operating bank account, working capital deficit of approximately $350,000 (including approximately $809,000 in accrued legal fees that will be due until the earlier of the consummation of the initial Business Combination or the liquidation date), and approximately $4.2 million of interest income available in the Trust Account to pay for the Company’s tax obligations, if any.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through an advance of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, a $300,000 promissory note (the “Note”) issued to the Sponsor and approximately $167,000 in advances from the Sponsor. The Company fully repaid the Note and the advances to the Sponsor on August 2, 2019. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 2, 2021. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K filed by the Company with the SEC on March 11, 2020.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash held in the Trust Account. At March 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $25,000 and $50,000 in cash equivalents held in the Trust Account as of March 31, 2020 and December 31, 2019, respectively.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

As of March 31, 2020, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 23,913,541 Class A ordinary shares subject to possible redemption at March 31, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 25,981,000 shares of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since they are not yet exercisable.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

For the Three Months Ended March 31, 2020
Net income	$1,448,741
Less: Income attributable to Class A ordinary shares subject to possible redemption	(1,971,928)
Adjusted net loss	$(523,187)

Weighted average Class A ordinary shares outstanding, basic and diluted	8,346,899

Basic and diluted net loss per Class A ordinary share	$(0.06)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero as of March 31, 2020 and December 31, 2019.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of March 31, 2020, the Company had no Working Capital Loans.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date that the securities of the Company were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2020, as reflected in the accompanying statement of operations.

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

Financial Advisory and Private Placement Agreement

On December 19, 2019, the Company entered into a financial advisory agreement with an advisor in connection with a potential Business Combination. Pursuant to the agreement, the Company agreed to pay the advisor a cash fee of $1.0 million if the Business Combination is consummated. Fifty percent (50%) of the advisory fee shall be credited to the Company by the advisor against fees earned by the advisor on or before December 31, 2021 in connection with capital raising activities occurring subsequent to the date of the agreement, where the advisor acts as a placement agent, initial purchaser or underwriter in connection with the private placement or public offering of securities for the Company. The fees are payable upon the closing of the Business Combination, and the Company is not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of March 31, 2020.

In addition, on December 19, 2019, the Company also entered into a private placement agreement with an agent in connection with a potential Business Combination. Pursuant to the agreement, the Company agreed to pay the advisor a placement agent fee of up to 4.5% of the gross proceeds raised in the private placement, if the Business Combination is consummated. The fees are payable upon the closing of the Business Combination, and the Company is not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of March 31, 2020.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 25,981,000 Class A ordinary shares outstanding, including 23,913,541 and 23,959,607 Class A ordinary shares subject to possible redemption which were classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share held. As of March 31, 2020 and December 31, 2019, there were 6,325,000 Class B ordinary shares outstanding. Of the 6,325,000 Class B ordinary shares, an aggregate of up to 825,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On August 2, 2019, the over-allotment option was exercised in full. Accordingly, no Class B ordinary shares were forfeited.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$257,166,342	$255,080,087

Approximately $25,000 and 50,000 of the balance held in Trust Account was held in cash equivalents as of March 31, 2020 and December 31, 2019, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2020 and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on July 30, 2019. On August 2, 2019, we consummated the Initial Public Offering of 25,300,000 units (each, a “Unit” and collectively, the “Units”), including the issuance of 3,300,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $253.0 million, and incurring offering costs of approximately $14.6 million, inclusive of approximately $8.9 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share, and one redeemable warrant (each, a “Public Warrant”) to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Results of Operations

Our entire activity since inception up to March 31, 2020 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2020, we had net income of approximately $1.4 million, which consisted of approximately $2.1 million in interest income and unrealized gain on marketable securities held in Trust Account, offset by approximately $639,000 in general and administrative expenses.

Going Concern Consideration

As of March 31, 2020, we had approximately $374,000 in our operating bank accounts, working capital deficit of approximately $350,000 (including approximately $809,000 in accrued legal fees that will be due until the earlier of the consummation of the initial Business Combination or the liquidation date), and approximately $4.2 million of interest income available in the Trust Account to pay for our tax obligations, if any.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through an advance of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of 6,325,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares’) to our Sponsor and a $300,000 promissory note (the “Note”) and approximately $167,000 in advances from our Sponsor. We fully repaid the Note and the advances to our Sponsor on August 2, 2019. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern. The financial statements included in this Quarterly Report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Financial Advisory and Private Placement Agreement

On December 19, 2019, we entered into a financial advisory agreement with an advisor in connection with a potential Business Combination. Pursuant to the agreement, we agreed to pay the advisor a cash fee of $1.0 million if the Business Combination is consummated. Fifty percent (50%) of the advisory fee shall be credited to us by the advisor against fees earned by the advisor on or before December 31, 2021 in connection with capital raising activities occurring subsequent to the date of the agreement, where the advisor acts as a placement agent, initial purchaser or underwriter in connection with the private placement or public offering of securities for us. The fees are all payable upon the closing of the Business Combination, and we are not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of March 31, 2020.

In addition, on December 19, 2019, we also entered into a private placement agreement with an agent in connection with a potential Business Combination. Pursuant to the agreement, we agreed to pay the advisor a placement agent fee of up to 4.5% of the gross proceeds raised in the private placement, if the Business Combination is consummated. The fees are payable upon the closing of the Business Combination, and we are not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of March 31, 2020.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2020, as reflected in the accompanying statement of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 23,913,541 Class A ordinary shares subject to possible redemption at March 31, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 25,981,000 shares of our Class A ordinary shares in the calculation of diluted loss per share, since they are not yet exercisable.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. On August 2, 2019, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Director and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K filed with the SEC on March 11, 2020 under the sections entitled Forward-Looking Statements and Risk Factors, except for the addition of the following risk factor.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 8th day of May, 2020.

NETFIN ACQUISITION CORP.

By:	/s/ Rick Maurer
	Name:	Rick Maurer
	Title:	Chief Executive Officer and Director