Form 10-Q
period 2020-06-30
Netfin Acquisition Corp.
filed 2020-07-31
CIK 1776903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, 25,981,000 Class A ordinary shares, par value $0.0001, and 6,325,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

NETFIN ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2020 and for the period from April 24, 2019 (inception) to June 30, 2019	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and for the period from April 24, 2019 (inception) to June 30, 2019	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2020 and for the period from April 24, 2019 (inception) to June 30, 2019	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NETFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$260,663	$721,121
Prepaid expenses	47,667	70,230
Total current assets	308,330	791,351
Cash equivalents and marketable securities held in Trust Account	257,220,012	255,080,087
Total assets	$257,528,342	$255,871,438

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,300	$-
Accrued expenses	854,593	503,593
Total current liabilities	864,893	503,593
Deferred underwriting commissions	8,855,000	8,855,000
Total liabilities	$9,719,893	9,358,593

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 23,874,970 and 23,959,607 shares subject to possible redemption at $10.17 and $10.08 per share at June 30, 2020 and December 31, 2019, respectively	242,808,445	241,512,839

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,106,030 and 2,021,393 shares issued and outstanding (excluding 23,874,970 and 23,959,607 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	211	202
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding	632	632
Additional paid-in capital	2,435,174	3,730,789
Retained earnings	2,563,987	1,268,383
Total shareholders' equity	5,000,004	5,000,006
Total Liabilities and Shareholders' Equity	$257,528,342	$255,871,438

The accompanying notes are an integral part of these unaudited condensed financial statements

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Period From April 24, 2019 (Inception) Through June 30, 2019

General and administrative expenses	$206,967	$846,320	$5,305
Loss from operations	(206,967)	(846,320)	(5,305)

Other income:
Interest income	599,657	1,927,221	-
Unrealized gain (loss) on marketable securities held in Trust Account	(545,827)	214,703	-
Net income (loss)	$(153,137)	1,295,604	$(5,305)

Weighted average Class A and Class B ordinary shares outstanding, basic and diluted (1)	8,392,883	8,369,891	5,500,000

Basic and diluted net loss per Class A and Class B ordinary share	$(0.02)	$(0.09)	$(0.00)

(1)	This number excludes an aggregate of up to 23,874,970 shares subject to possible redemption at June 30, 2020 and excludes an aggregate of up to 825,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters at June 30, 2019 (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	2,021,393	$202	6,325,000	$632	$3,730,789	$1,268,383	$5,000,006
Shares subject to possible redemption	46,066	5	-	-	(1,448,742)	-	(1,448,737)
Net income	-	-	-	-	-	1,448,741	1,448,741
Balance -March 31, 2020 (unaudited)	2,067,459	207	6,325,000	632	2,282,047	2,717,124	5,000,010
Shares subject to possible redemption	38,571	4	-	-	153,127	-	153,131
Net loss	-	-	-	-	-	(153,137)	(153,137)
Balance - June 30, 2020 (unaudited)	2,106,030	$211	6,325,000	$632	$2,435,174	$2,563,987	$5,000,004

	For The Period From April 24, 2019 (Inception) through June 30, 2019
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 24, 2019 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	6,325,000	632	24,368	-	25,000
Net loss	-	-	-	-	-	(5,305)	(5,305)
Balance - June 30, 2019 (unaudited)	-	$-	6,325,000	$632	$24,368	$(5,305)	$19,695

(1)	This number includes up to 825,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2020	For the Period From April 24, 2019 (Inception) Through June 30, 2019

Cash Flows from Operating Activities:
Net income (loss)	$1,295,604	$(5,305)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,925,222)	-
Unrealized gain on marketable securities held in Trust Account	(214,703)	-
General and administrative expenses paid by related party	-	5,230
Changes in operating assets and liabilities:
Prepaid expenses	22,563	-
Accounts payable	10,300	-
Accrued expenses	351,000	-
Net cash used in operating activities	(460,458)	(75)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	300,000
Deferred offering costs paid	-	(115,000)
Net cash provided by financing activities	-	185,000

Net change in cash and cash equivalents	(460,458)	184,925

Cash and cash equivalents - beginning of the period	721,121	-
Cash and cash equivalents - end of the period	$260,663	$184,925

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,295,606	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Accrued offering costs	$-	$84,000
Deferred offering costs paid by related party	$-	$109,614

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from April 24, 2019 (inception) through June 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds derived from the Initial Public Offering.

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

Going Concern Consideration

As of June 30, 2020, the Company had approximately $261,000 in its operating bank account, working capital deficit of approximately $557,000 (including approximately $852,000 in accrued legal fees that will be due at the earlier of the consummation of the initial Business Combination or the liquidation date), and approximately $4.2 million of interest income available in the Trust Account to pay for the Company’s tax obligations, if any.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through an advance of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, a $300,000 promissory note (the “Note”) issued to the Sponsor and approximately $167,000 in advances from the Sponsor. The Company fully repaid the Note and the advances to the Sponsor on August 2, 2019. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash held in the Trust Account. At June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $25,000 and $50,000 in cash equivalents held in the Trust Account as of June 30, 2020 and December 31, 2019, respectively.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

As of June 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and of money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or of money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 23,874,970 Class A ordinary shares subject to possible redemption at June 30, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 25,981,000 shares of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since they are not yet exercisable.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Period From April 24, 2019 (Inception) Through June 30, 2019
Net income (loss)	$(153,137)	$1,295,604	$(5,305)
Less: Income attributable to Class A ordinary shares subject to possible redemption	(50,799)	(2,021,334)	-
Adjusted net loss	$(203,936)	$(725,730)	$(5,305)

Weighted average Class A and Class B ordinary shares outstanding, basic and diluted	8,392,883	8,369,891	5,500,000

Basic and diluted net loss per Class A and Class B ordinary share	$(0.02)	$(0.09)	$(0.00)

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero as of June 30, 2020 and December 31, 2019.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of June 30, 2020, the Company had no Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the securities of the Company were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2020, as reflected in the accompanying statement of operations.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Financial Advisory and Private Placement Agreement

On December 19, 2019, the Company entered into a financial advisory agreement with an advisor in connection with a potential Business Combination. Pursuant to the agreement, the Company agreed to pay the advisor a cash fee of $1.0 million if the Business Combination is consummated. Fifty percent (50%) of the advisory fee shall be credited to the Company by the advisor against fees earned by the advisor on or before December 31, 2021 in connection with capital raising activities occurring subsequent to the date of the agreement, where the advisor acts as a placement agent, initial purchaser or underwriter in connection with the private placement or public offering of securities for the Company. The fees are payable upon the closing of the Business Combination, and the Company is not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of June 30, 2020.

In addition, on December 19, 2019, the Company also entered into a private placement agreement with an agent in connection with a potential Business Combination. Pursuant to the agreement, the Company agreed to pay the advisor a placement agent fee of up to 4.5% of the gross proceeds raised in the private placement, if the Business Combination is consummated. The fees are payable upon the closing of the Business Combination, and the Company is not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of June 30, 2020.

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

NOTE 6. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 25,981,000 Class A ordinary shares outstanding, including 23,874,970 and 23,959,607 Class A ordinary shares subject to possible redemption which were classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share held. As of June 30, 2020 and December 31, 2019, there were 6,325,000 Class B ordinary shares outstanding. Of the 6,325,000 Class B ordinary shares, an aggregate of up to 825,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On August 2, 2019, the over-allotment option was exercised in full. Accordingly, no Class B ordinary shares were forfeited.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Description	Level	June 30, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$257,220,012	$255,080,087

Approximately $25,000 and $50,000 of the balance held in Trust Account was held in cash equivalents as of June 30, 2020 and December 31, 2019, respectively.

NOTE 8. SUBSEQUENT EVENTS

On July 29, 2020, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Netfin Holdco, a Cayman Islands exempted company (“Holdco”), Netfin Merger Sub, a Cayman Islands exempted company (“Merger Sub”), MVR Netfin LLC, a Nevada limited liability company, as the representative of Netfin (the “Netfin Representative), Symphonia Strategic Opportunities Limited, a Mauritius private company limited by shares (“SSOL”) and IKON Strategic Holdings Fund, a Cayman Islands exempted company (“IKON” and together with SSOL, the “Sellers”), pursuant to which (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company, as a result of which (a) the Company will become a wholly-owned subsidiary of Holdco, (b) each issued and outstanding unit of the Company, consisting of one Class A ordinary share and one warrant, shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one warrant of the Company, (c) each issued and outstanding Class A ordinary share and Class B ordinary share (together with the Class A ordinary shares, the “Ordinary Shares”) will be cancelled and cease to exist and the holders thereof will receive one ordinary share of Holdco (the “Holdco Ordinary Shares”) for each Ordinary Share and (d) each outstanding warrant to purchase a Class A ordinary share will become exercisable for one ordinary share of Holdco on identical terms (the “Holdco Warrants”), and (ii) Holdco will acquire all of the issued and outstanding ordinary shares of Triterras Fintech Pte. Ltd, a Singapore private company limited by shares (the “Target”), from the Sellers. Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Target will become a wholly-owned subsidiary of Holdco, which will subsequently be renamed as “Triterras.”

The aggregate value of the consideration to be paid to Sellers in the Business Combination is approximately $585,000,000, of which (i) approximately $525,000,000 will be paid in the form of Holdco Ordinary Shares, valued at $10.17 per Holdco Ordinary Share and (ii) $60 million will be paid in cash (the “Cash Consideration”). In addition, the Sellers will be entitled to receive earnout consideration of up to an additional 5,000,000 Holdco Ordinary Shares upon Holdco meeting certain financial or share price thresholds. The Cash Consideration will come from the proceeds available from the Trust Account, after giving effect to any and all redemptions.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of the Company, the Sellers, the Target and their respective subsidiaries prior to the closing of the Business Combination. Each of the Company, the Netfin Representative, Merger Sub and the Sellers have agreed to use their reasonable best efforts to cause the Business Combination to be consummated.

The closing of the Business Combination (the “Closing”) is subject to certain conditions, including, among other things, (i) approval of the Business Combination by holders of the Ordinary Shares, (ii) approval of the listing of the Holdco Ordinary Shares to be issued in connection with the Business Combination on the Nasdaq Stock Market (“Nasdaq”), (iii) the Company having at least $5,000,001 in net tangible assets at the closing of the Business Combination after giving effect to redemptions of Class A ordinary shares, if any, and (iv) the effectiveness of the Registration Statement (as defined below).

The Business Combination Agreement may be terminated under certain circumstances, including, among others, (i) by mutual written consent of the Sellers and the Company, (ii) if the Closing has not occurred on or prior to July 28, 2021 for any reason other than delay and/or non-performance of the party seeking such termination, (iii) a breach of the terms of the Business Combination Agreement that is not capable of being cured or is not cured by the breaching party within 30 days and (iv) if the Company’s shareholders do not approve the Business Combination.

Other Agreements to be Executed at Closing

The Business Combination Agreement also contemplates the execution by the parties of various agreements at the Closing, including, among others, the below.

Lock-Up Agreement

At the Closing, Holdco will enter into a lock-up agreement with IKON and SSOL pursuant to which they will agree to not transfer, sell, assign or otherwise dispose of the Holdco Ordinary Shares they receive in the Business Combination prior to three and six months, respectively, subject to certain exceptions set forth therein.

Registration Rights Agreement

At the Closing, Holdco will enter into a registration rights agreement with the Company, the Netfin Representative and the Sellers, pursuant to which they will be granted certain resale registration rights with respect to any Holdco Ordinary Shares or Holdco Warrants (including the underlying Holdco Ordinary Shares issued upon the exercise of such warrants) held by them on or prior to the date of Closing.

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

Subsequent Events

On July 29, 2020, we entered into a business combination agreement (the “Business Combination Agreement”) with Netfin Holdco, a Cayman Islands exempted company (“Holdco”), Netfin Merger Sub, a Cayman Islands exempted company (“Merger Sub”), MVR Netfin LLC, a Nevada limited liability company, as the representative of Netfin (the “Netfin Representative), Symphonia Strategic Opportunities Limited, a Mauritius private company limited by shares (“SSOL”) and IKON Strategic Holdings Fund, a Cayman Islands exempted company (“IKON” and together with SSOL, the “Sellers”), pursuant to which (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company, as a result of which (a) the Company will become a wholly-owned subsidiary of Holdco, (b) each issued and outstanding unit of the Company, consisting of one Class A ordinary share and one warrant, shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one warrant of the Company, (c) each issued and outstanding Class A ordinary share and Class B ordinary share (together with the Class A ordinary shares, the “Ordinary Shares”) will be cancelled and cease to exist and the holders thereof will receive one ordinary share of Holdco (the “Holdco Ordinary Shares”) for each Ordinary Share and (d) each outstanding warrant to purchase a Class A ordinary share will become exercisable for one ordinary share of Holdco on identical terms (the “Holdco Warrants”), and (ii) Holdco will acquire all of the issued and outstanding ordinary shares of Triterras Fintech Pte. Ltd, a Singapore private company limited by shares (the “Target”), from the Sellers. Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Target will become a wholly-owned subsidiary of Holdco, which will subsequently be renamed as “Triterras.”

The aggregate value of the consideration to be paid to Sellers in the Business Combination is approximately $585,000,000, of which (i) approximately $525,000,000 will be paid in the form of Holdco Ordinary Shares, valued at $10.17 per Holdco Ordinary Share and (ii) $60 million will be paid in cash (the “Cash Consideration”). In addition, the Sellers will be entitled to receive earnout consideration of up to an additional 5,000,000 Holdco Ordinary Shares upon Holdco meeting certain financial or share price thresholds. The Cash Consideration will come from the proceeds available from the Trust Account, after giving effect to any and all redemptions.

Results of Operations

Our entire activity since inception up to June 30, 2020 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three and six months ended June 30, 2020, we had net loss of approximately $0.2 million and net income of approximately $1.3 million, respectively, which consisted of approximately $600,000 and $1.9 million, respectively, in interest income and approximately ($546,000) and $215,000 in unrealized (losses) gains on marketable securities held in Trust Account, respectively, offset by approximately $207,000 and $846,000, respectively, in general and administrative expenses.

For the period from April 24, 2019 (inception) through June 30, 2019, we had a net loss of approximately $5,000, which consisted of general and administrative expenses.

Going Concern Consideration

As of June 30, 2020, we had approximately $261,000 in our operating bank accounts, working capital deficit of approximately $557,000 (including approximately $852,000 in accrued legal fees that will be due at the earlier of the consummation of the initial Business Combination or the liquidation date), and approximately $4.2 million of interest income available in the Trust Account to pay for our tax obligations, if any.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through an advance of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of 6,325,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares’) to our Sponsor and a $300,000 promissory note (the “Note”) and approximately $167,000 in advances from our Sponsor. We fully repaid the Note and the advances to our Sponsor on August 2, 2019. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Financial Advisory and Private Placement Agreement

On December 19, 2019, we entered into a financial advisory agreement with an advisor in connection with a potential Business Combination. Pursuant to the agreement, we agreed to pay the advisor a cash fee of $1.0 million if the Business Combination is consummated. Fifty percent (50%) of the advisory fee shall be credited to us by the advisor against fees earned by the advisor on or before December 31, 2021 in connection with capital raising activities occurring subsequent to the date of the agreement, where the advisor acts as a placement agent, initial purchaser or underwriter in connection with the private placement or public offering of securities for us. The fees are all payable upon the closing of the Business Combination, and we are not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of June 30, 2020.

In addition, on December 19, 2019, we also entered into a private placement agreement with an agent in connection with a potential Business Combination. Pursuant to the agreement, we agreed to pay the advisor a placement agent fee of up to 4.5% of the gross proceeds raised in the private placement, if the Business Combination is consummated. The fees are payable upon the closing of the Business Combination, and we are not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of June 30, 2020.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2020, respectively, as reflected in the accompanying statement of operations.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 23,874,970 Class A ordinary shares subject to possible redemption at June 30, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 25,981,000 shares of our Class A ordinary shares in the calculation of diluted loss per share, since they are not yet exercisable.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. On August 2, 2019, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Director and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

On August 2, 2019, we consummated the Initial Public Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A Ordinary Common Stock and one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A Ordinary Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $253,000,000. B. Riley FBR, Inc. served as the sole underwriter of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-232612). The SEC declared the registration statement effective on July 30, 2019.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 31st day of July, 2020.

NETFIN ACQUISITION CORP.

By:	/s/ Rick Maurer
	Name:	Rick Maurer
	Title:	Chief Executive Officer and Director