Form 10-Q
period 2020-09-30
Netfin Acquisition Corp.
filed 2020-11-09
CIK 1776903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, 25,981,000 Class A ordinary shares, par value $0.0001, and 6,325,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

NETFIN ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from April 24, 2019 (inception) to September 30, 2019	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from April 24, 2019 (inception) to September 30, 2019	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and for the period from April 24, 2019 (inception) to September 30, 2019	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NETFIN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$6,736	$721,121
Prepaid expenses	36,100	70,230
Total current assets	42,836	791,351
Cash equivalents and marketable securities held in Trust Account	257,257,704	255,080,087
Total assets	$257,300,540	$255,871,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,406	$-
Accrued expenses	1,083,097	503,593
Total current liabilities	1,095,503	503,593
Deferred underwriting commissions	8,855,000	8,855,000
Total liabilities	$9,950,503	9,358,593

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 23,829,895 and 23,959,607 shares subject to possible redemption at $10.17 and $10.08 per share at September 30, 2020 and December 31, 2019, respectively	242,350,032	241,512,839

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,151,105 and 2,021,393 shares issued and outstanding (excluding 23,829,895 and 23,959,607 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	215	202
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding	632	632
Additional paid-in capital	2,893,583	3,730,789
Retained earnings	2,105,575	1,268,383
Total shareholders’ equity	5,000,005	5,000,006
Total Liabilities and Shareholders’ Equity	$257,300,540	$255,871,438

The accompanying notes are an integral part of these unaudited condensed financial statements

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From April 24, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
General and administrative expenses	$496,110	$106,366	$1,342,430	$111,671
Loss from operations	(496,110)	(106,366)	(1,342,430)	(111,671)

Other income:
Interest income	252,112	714,374	2,179,333	714,374
Unrealized gain (loss) on marketable securities held in Trust Account	(214,414)	110,363	289	110,363
Net income (loss)	$(458,412)	$718,371	$837,192	$713,066

Weighted average Class A and Class B ordinary shares outstanding, basic and diluted (1)	8,431,520	7,314,790	8,390,584	6,584,160

Basic and diluted net loss per Class A and Class B ordinary share	$(0.06)	$(0.01)	$(0.14)	$(0.01)

(1)	This number excludes an aggregate of up to 23,829,895 and 24,023,681 Class A ordinary shares at September 30, 2020 and 2019, respectively, and 825,000 Class B ordinary shares subject to possible redemption at September 30, 2020 and 2019.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	2,021,393	$202	6,325,000	$632	$3,730,789	$1,268,383	$5,000,006
Shares subject to possible redemption	46,066	5	-	-	(1,448,742)	-	(1,448,737)
Net income	-	-	-	-	-	1,448,741	1,448,741
Balance -March 31, 2020 (unaudited)	2,067,459	207	6,325,000	632	2,282,047	2,717,124	5,000,010
Shares subject to possible redemption	38,571	4	-	-	153,127	-	153,131
Net loss	-	-	-	-	-	(153,137)	(153,137)
Balance -June 30, 2020 (unaudited)	2,106,030	$211	6,325,000	$632	$2,435,174	$2,563,987	$5,000,004
Shares subject to possible redemption	45,075	4	-	-	458,409	-	458,413
Net loss	-	-	-	-	-	(458,412)	(458,412)
Balance -September 30, 2020 (unaudited)	2,151,105	$215	6,325,000	$632	$2,893,583	$2,105,575	$5,000,005

	For The Period From April 24, 2019 (Inception) through September 30, 2019
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 24, 2019 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	6,325,000	632	24,368	-	25,000
Net loss	-	-	-	-	-	(5,305)	(5,305)
Balance -June 30, 2019 (unaudited)	-	$-	6,325,000	$632	$24,368	$(5,305)	$19,695
Sale of units in Initial Public Offering, gross	25,300,000	2,530	-	-	252,997,470	-	253,000,000
Offering costs	-	-	-	-	(14,590,538)	-	(14,590,538)
Sale of Private Placement Units to Sponsor in Private Placement	681,000	68	-	-	6,809,932		6,810,000
Shares subject to possible redemption	(24,023,681)	(2,402)	-	-	(240,955,118)	-	(240,957,520)
Net income	-	-	-	-	-	718,371	718,371
Balance -September 30, 2019 (unaudited)	1,957,319	$196	6,325,000	$632	$4,286,114	$713,066	$5,000,008

(1)	This number includes up to 825,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On August 2, 2019, the over-allotment option was exercised in full. Accordingly, no shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2020	For the Period From April 24, 2019 (Inception) Through September 30, 2019
Cash Flows from Operating Activities:
Net income	$837,192	$713,066
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,177,328)	(712,961)
Unrealized gain on marketable securities held in Trust Account	(289)	(110,363)
General and administrative expenses paid by related party	-	6,995
Changes in operating assets and liabilities:
Prepaid expenses	34,130	(121,688)
Accounts payable	12,406	-
Accrued expenses	579,504	5,000
Accrued expenses- related party	-	20,000
Net cash used in operating activities	(714,385)	(199,951)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(253,000,000)
Net cash used in investing activities	-	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	300,000
Repayment of note payable and advances to related party	-	(466,609)
Proceeds from sale of Units, gross	-	253,000,000
Proceeds from sale of Private Placement Units	-	6,810,000
Payment of offering costs	-	(5,550,924)
Net cash provided by financing activities	-	254,092,467

Net change in cash and cash equivalents	(714,385)	892,516
Cash and cash equivalents - beginning of the period	721,121	-
Cash and cash equivalents - end of the period	$6,736	$892,516

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$837,193	$724,360
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Accrued offering costs	$-	$84,000
Offering costs included in advances from related party	$-	$159,614
Deferred underwriting commissions in connection with the initial public offering	$-	$8,855,000
Initial value of Class A ordinary shares subject to possible redemption	$-	$240,233,160

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from April 24, 2019 (inception) through September 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) described below and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds derived from the Initial Public Offering.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On July 29, 2020, the Company entered into a business combination agreement (as amended on August 28, 2020, the “Business Combination Agreement”), by and among the Company, Netfin Holdco (“Holdco”), Netfin Merger Sub (the “Merger Sub”), Symphonia Strategic Opportunities Limited (“SSOL”), IKON Strategic Holdings Fund (“IKON” and together with SSOL, the “Sellers”) and MVR Netfin LLC, as the Netfin Representative, pursuant to which (i) Merger Sub will merge with and into Netfin, with Netfin continuing as the surviving company, as a result of which (a) Netfin will become a wholly-owned subsidiary of Holdco, (b) each issued and outstanding unit of Netfin (a “Netfin Unit”), consisting of one Class A ordinary share of Netfin (the “Class A Shares”) and one warrant of Netfin (the “Netfin Warrants”), shall be automatically detached and the holder thereof shall be deemed to hold one Class A Share and one Netfin Warrant, (c) each issued and outstanding Class A Share and Class B ordinary share of Netfin (the “Class B Shares,” and, together with the Class A Shares, the “Ordinary Shares”) will be cancelled and cease to exist and the holders thereof will receive one ordinary share of Holdco (the “Holdco Ordinary Shares”) for each Ordinary Share and (d) each outstanding warrant to purchase a Class A Share will be assumed by Holdco and will become exercisable for one ordinary share of Holdco on identical terms (the “Holdco Warrants”), and (ii) Holdco will acquire all of the issued and outstanding ordinary shares of Triterras Fintech Pte. Ltd, a Singapore private company limited by shares (“Fintech”), from the Sellers. Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), Fintech will become a wholly-owned subsidiary of Holdco, which will subsequently be renamed as “Triterras, Inc.” See Note 8.

Going Concern Consideration

As of September 30, 2020, the Company had approximately $6,700 in its operating bank account, working capital deficit of approximately $1.1 million (including approximately $1.1 million in accrued legal fees that will be due at the earlier of the consummation of the initial Business Combination or the liquidation date), and approximately $4.2 million of interest income available in the Trust Account to pay for the Company’s tax obligations, if any.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through an advance of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, a $300,000 promissory note (the “Note”) issued to the Sponsor and approximately $167,000 in advances from the Sponsor. The Company fully repaid the Note and the advances to the Sponsor on August 2, 2019. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 11, 2020.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash held in the Trust Account. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $27,000 and $50,000 in cash equivalents held in the Trust Account as of September 30, 2020 and December 31, 2019, respectively.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and of money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 23,829,895 Class A ordinary shares subject to possible redemption at September 30, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 25,981,000 shares of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since they are not yet exercisable.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From April 24, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Net income (loss)	$(458,412)	$718,371	$837,192	$713,066
Less: Income attributable to Class A ordinary shares subject to possible redemption	(35,508)	(783,170)	(2,052,986)	(783,170)
Adjusted net loss	$(493,920)	$(64,799)	$(1,215,794)	$(70,104)

Weighted average Class A and Class B ordinary shares outstanding, basic and diluted	8,431,520	7,314,790	8,390,584	6,584,160

Basic and diluted net loss per Class A and Class B ordinary share	$(0.06)	$(0.01)	$(0.14)	$(0.01)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero as of September 30, 2020 and December 31, 2019.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of September 30, 2020, the Company had no Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the securities of the Company were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2020, as reflected in the accompanying statement of operations.

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Advisory and Private Placement Agreement

On December 19, 2019, the Company entered into a financial advisory agreement with an advisor in connection with a potential Business Combination. Pursuant to the agreement, the Company agreed to pay the advisor a cash fee of $1.0 million if the Business Combination is consummated. Fifty percent (50%) of the advisory fee shall be credited to the Company by the advisor against fees earned by the advisor on or before December 31, 2021 in connection with capital raising activities occurring subsequent to the date of the agreement, where the advisor acts as a placement agent, initial purchaser or underwriter in connection with the private placement or public offering of securities for the Company. The fees are payable upon the closing of the Business Combination, and the Company is not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of September 30, 2020.

In addition, on December 19, 2019, the Company also entered into a private placement agreement with an agent in connection with a potential Business Combination. Pursuant to the agreement, the Company agreed to pay the advisor a placement agent fee of up to 4.5% of the gross proceeds raised in the private placement, if the Business Combination is consummated. The fees are payable upon the closing of the Business Combination, and the Company is not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of September 30, 2020.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2020 and December 31, 2019, there were 25,981,000 Class A ordinary shares outstanding, including 23,829,895 and 23,959,607 Class A ordinary shares subject to possible redemption which were classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share held. As of September 30, 2020 and December 31, 2019, there were 6,325,000 Class B ordinary shares outstanding. Of the 6,325,000 Class B ordinary shares, an aggregate of up to 825,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On August 2, 2019, the over-allotment option was exercised in full. Accordingly, no Class B ordinary shares were forfeited.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

Description	Level	September 30, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$257,257,704	$255,080,087

Approximately $27,000 and $50,000 of the balance held in Trust Account was held in cash equivalents as of September 30, 2020 and December 31, 2019, respectively.

NOTE 8. PROPOSED BUSINESS COMBINATION

On July 29, 2020, the Company entered into a Business Combination Agreement, by and among the Company, Holdco, Merger Sub, the Sellers and MVR Netfin LLC, as the Netfin Representative, pursuant to which (i) Merger Sub will merge with and into Netfin, with Netfin continuing as the surviving company, as a result of which (a) Netfin will become a wholly-owned subsidiary of Holdco, (b) each issued and outstanding Netfin Unit, consisting of one Class A Shares and one Netfin Warrant, shall be automatically detached and the holder thereof shall be deemed to hold one Class A Share and one Netfin Warrant, (c) each issued and outstanding Ordinary Shares will be cancelled and cease to exist and the holders thereof will receive one Holdco Ordinary Share for each Ordinary Share and (d) each outstanding warrant to purchase a Class A Share will be assumed by Holdco and will become exercisable for one Holdco Warrant, and (ii) Holdco will acquire all of the issued and outstanding ordinary shares of Fintech, from the Sellers. Upon consummation of the Business Combination, Fintech will become a wholly-owned subsidiary of Holdco, which will subsequently be renamed as “Triterras, Inc.”

The aggregate value of the consideration to be paid to Sellers in the Business Combination is approximately $585,000,000, of which (i) approximately $525,000,000 will be paid in the form of Holdco Ordinary Shares, valued at $10.17 per Holdco Ordinary Share and (ii) $60 million will be paid in cash (the “Cash Consideration”). In addition, the Sellers will be entitled to receive earnout consideration of up to an additional 15,000,000 Holdco Ordinary Shares upon Holdco meeting certain financial or share price thresholds. The Cash Consideration will come from the proceeds available from the Trust Account, after giving effect to any and all redemptions.

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

NETFIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Lock-Up Agreement

At the Closing, Holdco, Netfin and the Sponsor will enter into a lock-up agreement with the Sellers, and any of their respective transferees, successors or assigns, pursuant to which they will agree to not transfer, sell, assign or otherwise dispose of the Holdco Ordinary Shares they receive in the Business Combination prior to (i) three months with respect to 10% of their Holdco Ordinary Shares and (ii) six months with respect to the remaining 90% of their Holdco Ordinary Shares, subject to certain exceptions set forth therein.

Registration Rights Agreement

At the Closing, Holdco will enter into a registration rights agreement with Netfin, the Sponsor and the Sellers (or any of the Sellers’ respective transferees, successors or assigns), pursuant to which they will be granted certain resale registration rights with respect to any Holdco Ordinary Shares or Holdco Warrants (including the underlying Holdco ordinary shares issued upon the exercise of such warrants) held by them on or prior to the date of Closing.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Netfin Acquisition Corp.” “our,” “us” or “we” refer to Netfin Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2020, the Risk Factors section of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2020 filed with the SEC on July 31, 2020 and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination

On July 29, 2020, we entered into a business combination agreement (as amended on August 28, 2020, the “Business Combination Agreement”), by and among Netfin, Netfin Holdco (“Holdco”), Netfin Merger Sub (the “Merger Sub”), Symphonia Strategic Opportunities Limited (“SSOL”), IKON Strategic Holdings Fund (“IKON” and together with SSOL, the “Sellers”) and MVR Netfin LLC, as the Netfin Representative, pursuant to which (i) Merger Sub will merge with and into Netfin, with Netfin continuing as the surviving company, as a result of which (a) Netfin will become a wholly-owned subsidiary of Holdco, (b) each issued and outstanding unit of Netfin (a “Netfin Unit”), consisting of one Class A ordinary share of Netfin (the “Class A Shares”) and one warrant of Netfin (the “Netfin Warrants”), shall be automatically detached and the holder thereof shall be deemed to hold one Class A Share and one Netfin Warrant, (c) each issued and outstanding Class A Share and Class B ordinary share of Netfin (the “Class B Shares,” and, together with the Class A Shares, the “Ordinary Shares”) will be cancelled and cease to exist and the holders thereof will receive one ordinary share of Holdco (the “Holdco Ordinary Shares”) for each Ordinary Share and (d) each outstanding warrant to purchase a Class A Share will be assumed by Holdco and will become exercisable for one ordinary share of Holdco on identical terms (the “Holdco Warrants”), and (ii) Holdco will acquire all of the issued and outstanding ordinary shares of Triterras Fintech Pte. Ltd, a Singapore private company limited by shares (“Fintech”), from the Sellers. Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), Fintech will become a wholly-owned subsidiary of Holdco, which will subsequently be renamed as “Triterras, Inc.”

The aggregate value of the consideration to be paid to Sellers in the Business Combination is approximately $585,000,000, of which (i) approximately $525,000,000 will be paid in the form of Holdco Ordinary Shares, valued at $10.17 per Holdco Ordinary Share and (ii) $60 million will be paid in cash (the “Cash Consideration”). In addition, the Sellers will be entitled to receive earnout consideration of up to an additional 15,000,000 Holdco Ordinary Shares upon Holdco meeting certain financial or share price thresholds. The Cash Consideration will come from the proceeds available from the Trust Account, after giving effect to any and all redemptions.

Results of Operations

Our entire activity since inception up to September 30, 2020 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three and nine months ended September 30, 2020, we had net loss of approximately $0.5 million and net income of approximately $0.8 million, respectively. For the three months ended September 30, 2020, this consisted of approximately $0.3 million in interest income, approximately $0.2 million in unrealized loss on marketable securities held in Trust Account and approximately $0.5 million in general and administrative expenses. For the nine months ended September 30, 2020, this consisted of approximately $2.2 million in interest income and approximately $1.3 million in general and administrative expenses.

For the three months ended September 30, 2019 and for the period from April 24, 2019 (inception) through September 30, 2019, we had net income of approximately $0.7 million in both periods, respectively. For the three months ended September 30, 2019, this consisted of approximately $0.7 million in interest income, approximately $0.1 million in unrealized gain on marketable securities held in Trust Account and approximately $0.1 million in general and administrative expenses. For period from April 24, 2019 (inception) through September 30, 2019, this consisted of approximately $0.7 million in interest income, approximately $0.1 million in unrealized gain on marketable securities held in Trust Account and approximately $0.1 million in general and administrative expenses.

Going Concern Consideration

As of September 30, 2020, we had approximately $6,700 in our operating bank accounts, working capital deficit of approximately $1.1 million (including approximately $1.1 million in accrued legal fees that will be due at the earlier of the consummation of the initial Business Combination or the liquidation date), and approximately $4.2 million of interest income available in the Trust Account to pay for our tax obligations, if any.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through an advance of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of 6,325,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares’) to our Sponsor and a $300,000 promissory note (the “Note”) and approximately $167,000 in advances from our Sponsor. We fully repaid the Note and the advances to our Sponsor on August 2, 2019. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Financial Advisory and Private Placement Agreement

On December 19, 2019, we entered into a financial advisory agreement with an advisor in connection with a potential Business Combination. Pursuant to the agreement, we agreed to pay the advisor a cash fee of $1.0 million if the Business Combination is consummated. Fifty percent (50%) of the advisory fee shall be credited to us by the advisor against fees earned by the advisor on or before December 31, 2021 in connection with capital raising activities occurring subsequent to the date of the agreement, where the advisor acts as a placement agent, initial purchaser or underwriter in connection with the private placement or public offering of securities for us. The fees are all payable upon the closing of the Business Combination, and we are not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of September 30, 2020.

In addition, on December 19, 2019, we also entered into a private placement agreement with an agent in connection with a potential Business Combination. Pursuant to the agreement, we agreed to pay the advisor a placement agent fee of up to 4.5% of the gross proceeds raised in the private placement, if the Business Combination is consummated. The fees are payable upon the closing of the Business Combination, and we are not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of September 30, 2020.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2020, respectively, as reflected in the accompanying statement of operations.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 23,829,895 Class A ordinary shares subject to possible redemption at September 30, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 25,981,000 shares of our Class A ordinary shares in the calculation of diluted loss per share, since they are not yet exercisable.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. On August 2, 2019, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Director and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K filed with the SEC on March 11, 2020 and our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020 under the sections entitled Forward-Looking Statements and Risk Factors.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 9th day of November, 2020.

NETFIN ACQUISITION CORP.

By:	/s/ Rick Maurer
	Name:	Rick Maurer
	Title:	Chief Executive Officer and Director